Form 10-K
WFRBS Commercial Mortgage Trust 2013-C17
filed 2017-03-24
CIK 1587980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                           Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / / Yes /X/ No

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

Not applicable.

EXPLANATORY NOTES

The Home Depot Brush Avenue Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Home Depot Brush Avenue Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Home Depot Brush Avenue Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Westfield Mission Valley Mortgage Loan, which constituted approximately 6.1% of the asset pool of the issuing entity as of its cut-off date.  The Westfield Mission Valley Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Westfield Mission Valley Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2013-C16 transaction, Commission File Number 333-172366-09 (the “WFRBS 2013-C16 Transaction”). This loan combination, including the Westfield Mission Valley Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2013-C16 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFRBS 2013-C16 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFRBS 2013-C16 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Matrix MHC Portfolio Mortgage Loan, which constituted approximately 7.2% of the asset pool of the issuing entity as of its cut-off date.  The Matrix MHC Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Matrix MHC Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2013-GCJ16 transaction, Commission File Number 333-191331-01 (the “GSMS 2013-GCJ16 Transaction”). This loan combination, including the Matrix MHC Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2013-GCJ16 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the GSMS 2013-GCJ16 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2013-GCJ16 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Matrix MHC Portfolio Mortgage Loan and the Westfield Mission Valley Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer)  and the primary servicer under the Westfield Mission Valley Mortgage Loan and the Matrix MHC Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the Matrix MHC Portfolio Mortgage Loan, the servicer compliance statement of U.S. Bank National Association as certificate administrator of the Matrix MHC Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Prudential Asset Resources, Inc., as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.1)
33.11 Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.2)
33.12 U.S. Bank National Association, as Trustee of the Home Depot Brush Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.5)
33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.1)
33.19 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.2)
33.20 U.S. Bank National Association, as Trustee of the Westfield Mission Valley Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.5)
33.23 Pentalpha Surveillance LLC, as Trust Advisor of the Westfield Mission Valley Mortgage Loan
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.1)
33.27 Rialto Capital Advisors, LLC, as Special Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.2)
33.28 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Matrix MHC Portfolio Mortgage Loan
33.29 Situs Holdings, LLC, as Operating Advisor of the Matrix MHC Portfolio Mortgage Loan
33.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.7)
33.31 National Tax Search, LLC, as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Prudential Asset Resources, Inc., as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.1)
34.11 Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.2)
34.12 U.S. Bank National Association, as Trustee of the Home Depot Brush Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.5)
34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.1)
34.19 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.2)
34.20 U.S. Bank National Association, as Trustee of the Westfield Mission Valley Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.5)
34.23 Pentalpha Surveillance LLC, as Trust Advisor of the Westfield Mission Valley Mortgage Loan
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.1)
34.27 Rialto Capital Advisors, LLC, as Special Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.2)
34.28 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Matrix MHC Portfolio Mortgage Loan
34.29 Situs Holdings, LLC, as Operating Advisor of the Matrix MHC Portfolio Mortgage Loan
34.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.7)
34.31 National Tax Search, LLC, as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 35.1)
35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan
35.9 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Matrix MHC Portfolio Mortgage Loan
35.12 Rialto Capital Advisors, LLC, as Special Servicer of the Matrix MHC Portfolio Mortgage Loan
35.13 U.S. Bank National Association, as Certificate Administrator of the Matrix MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

RBS Commercial Funding Inc.

(Depositor)

/s/ Thomas Conway

Thomas Conway, President

(senior officer in charge of securitization of the depositor)

Date:  March 24, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Prudential Asset Resources, Inc., as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.1)
33.11 Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.2)
33.12 U.S. Bank National Association, as Trustee of the Home Depot Brush Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.5)
33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.1)
33.19 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.2)
33.20 U.S. Bank National Association, as Trustee of the Westfield Mission Valley Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.5)
33.23 Pentalpha Surveillance LLC, as Trust Advisor of the Westfield Mission Valley Mortgage Loan
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.1)
33.27 Rialto Capital Advisors, LLC, as Special Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.2)
33.28 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Matrix MHC Portfolio Mortgage Loan
33.29 Situs Holdings, LLC, as Operating Advisor of the Matrix MHC Portfolio Mortgage Loan
33.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.7)
33.31 National Tax Search, LLC, as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Prudential Asset Resources, Inc., as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.1)
34.11 Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.2)
34.12 U.S. Bank National Association, as Trustee of the Home Depot Brush Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.5)
34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.1)
34.19 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.2)
34.20 U.S. Bank National Association, as Trustee of the Westfield Mission Valley Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.5)
34.23 Pentalpha Surveillance LLC, as Trust Advisor of the Westfield Mission Valley Mortgage Loan
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the Westfield Mission Valley Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.1)
34.27 Rialto Capital Advisors, LLC, as Special Servicer of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.2)
34.28 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Matrix MHC Portfolio Mortgage Loan
34.29 Situs Holdings, LLC, as Operating Advisor of the Matrix MHC Portfolio Mortgage Loan
34.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.7)
34.31 National Tax Search, LLC, as Servicing Function Participant of the Matrix MHC Portfolio Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 35.1)
35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Home Depot Brush Avenue Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Mission Valley Mortgage Loan
35.9 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Mission Valley Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Mission Valley Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Matrix MHC Portfolio Mortgage Loan
35.12 Rialto Capital Advisors, LLC, as Special Servicer of the Matrix MHC Portfolio Mortgage Loan
35.13 U.S. Bank National Association, as Certificate Administrator of the Matrix MHC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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